Form 10QSB
period 2001-06-30
RIO VENTURES INC
filed 2001-08-14
CIK 1140005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                          Commission File No. 0-32703

                               Rio Ventures, Inc.
                                  -------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                      88-0490089
         --------                                    -------------
State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization

            120 Newport Center Dr., Suite 200, Newport Beach, CA 92677
            -----------------------------------------------------------
                     (Address of principal executive office)


Issuer's telephone number: (949) 760-6832
                           --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 14, 2001, there were 1,973,850 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                              RIO VENTURES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                         Page
FINANCIAL STATEMENTS

    Balance Sheet                                                          1

    Statements of Operations                                               2

    Statements of Stockholders' Equity                                     3

    Statements of Cash Flows                                               4

    Notes to Financial Statements                                        5 - 6


                                               RIO VENTURE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                BALANCE SHEETS
                                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                                  (UNAUDITED)

                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     2001          2000
ASSETS                                                                             --------      --------
     Current assets
Cash held in trust account                                                         $   376       $ 4,101
Account receivable from shareholder                                                     67            67
                                                                                   --------      --------

     Total  assets                                                                 $   443       $ 4,168
                                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                                   $     0       $     0

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized none issued
Common stock (par value $0.001) 20,000,000 shares authorized; 1,978,850 and
1,952,500 issued and outstanding at June 30, 2001
and December 31, 2000 respectively                                                   1,979         1,953
Paid in capital                                                                      5,826         4,197
Deficit accumulated during development stage                                        (7,362)       (1,982)
                                                                                   --------      --------

     Total shareholders' equity                                                        443         4,168
                                                                                   --------      --------

     Total liabilities and shareholders' equity                                    $   443       $ 4,168
                                                                                   ========      ========

                The accompanying notes to financial statements are an integral part of this statement


                                                  RIO VENTURE, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FROM INCEPTION TO
                          JUNE 30, 2000; THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                                     CUMULATIVE FROM INCEPTION TO JUNE 30, 2001
                                                     (UNAUDITED)


                                                                 FROM                                                FROM
                                              FOR THE          INCEPTION          FOR THE         FOR THE          INCEPTION
                                                SIX            MARCH 10,           THREE           THREE           MARCH 10,
                                            MONTHS ENDED        2000 TO         MONTHS ENDED    MONTHS ENDED        2000 TO
                                              JUNE 30,          JUNE 30,          JUNE 30,        JUNE 30,          JUNE 30,
                                                2001             2000               2001            2000             2001
                                            --------------    -------------     ------------    -------------     ------------
Income                                      $           -     $          -      $         -     $          -      $         -
                                                                                                     NO
Audit fees                                          1,000                             1,000       ACTIVITY              1,000
Legal and corporate registration fees               4,380            1,982            4,380                             6,362
                                            --------------    -------------     ------------    -------------     ------------
Total expenses                                      5,380            1,982            5,380                -            7,362
                                            --------------    -------------     ------------    -------------     ------------

Net (loss)                                  $      (5,380)    $     (1,982)     $    (5,380)    $          -      $    (7,362)
                                            ==============    =============     ============    =============     ============

Net (loss) per share                        $      (0.003)    $    (0.001)      $    (0.003)    $          -      $    (0.004)
                                            ==============    =============     ============    =============     ============
Weighted average number of common shares
outstanding                                     1,965,500        1,800,000        1,965,500        1,800,000        1,965,500
                                            ==============    =============     ============    =============     ============

                     The accompanying notes to financial statements are an integral part of this statement


                                                        RIO VENTURE, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENT OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND FROM INCEPTION TO
                                 JUNE 30, 2000 AND CUMMULATIVE FROM INCEPTION MARCH 10, 2000 TO
                                                          JUNE 30, 2001
                                                           (UNAUDITED)

                                                                                     FROM          FROM
                                                                   FOR THE         INCEPTION     INCEPTION
                                                                     SIX           MARCH 10,     MARCH 10,
                                                                 MONTHS ENDED       2000 TO       2000 TO
                                                                   JUNE 30,         JUNE 30,      JUNE 30,
                                                                     2001            2000           2001
                                                                   --------        --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                                    $(5,380)        $(1,982)        $(7,362)
     Shares issued for legal services and registration fees          1,655             900           2,555
(Increase) decrease in operating assets-account receivable               -             (67)            (67)
                                                                   --------        --------        --------
Cash flow from operating activities                                 (3,725)         (1,149)         (4,874)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                         -           5,250           5,250
                                                                   --------        --------        --------

Cash flow from all activities                                       (3,725)          4,101             376

Cash balance at beginning of period                                  4,101               -               -
                                                                   --------        --------        --------
Cash balance at end of  period                                     $   376         $ 4,101         $   376
                                                                   ========        ========        ========

                The accompanying notes to financial statements are an integral part of this statement

                                                      3


                                                          RIO VENTURE, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                           FROM INCEPTION MARCH 10, 2000 TO JUNE 30, 2001
                                                             (UNAUDITED)


                                                                                                             DEFICIT
                                                                 COMMON STOCK                              ACCUMULATED
                                              --------------------------------------------------------          IN
                                                Number of          Par value            Additional         DEVELOPMENT
                                                 shares             $(0.001)         Paid-in capital          STAGE
                                              --------------    -----------------    -----------------    ---------------
Common stock issued for cash at par value
March 10, 2000                                      900,000     $            900     $              -     $            -

Common stock issued for legal services at
par value March 10, 2000                            900,000                  900

Common stock issued for cash at $0.03 per
share                                               152,500                  153                4,197

Net (loss) for the period                                                                                         (1,982)
                                              --------------    -----------------    -----------------    ---------------

Balance at December 31,  2000                     1,952,500                1,953                4,197             (1,982)

Common shares issued for legal and
registration fees at $0.05                           26,350                   26                1,629

Net (loss) for the period                                                                                         (5,380)
                                              --------------    -----------------    -----------------    ---------------
Balance at June 30, 2001                          1,978,850     $          1,979     $          5,826     $       (7,362)
                                              ==============    =================    =================    ===============

                     The accompanying notes to financial statements are an integral part of this statement

                                                           4

                                RIO VENTURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
                    FROM INCEPTION MARCH 10 TO JUNE 30, 2001
                                   (UNAUDITED)

GENERAL

         Rio Venture, Inc. ("the Company") is a Nevada corporation incorporated March 10, 2000. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

         The Company uses the asset and liability method of accounting for income taxes. Because the Company is the development stage no benefit is realized for the net operating loss carry-forward due to the uncertainty of its realization.

         Earnings per share is computed using the weighted average number of common shares outstanding.

RELATED PARTY TRANSACTIONS

         The Company's officers receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

         The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

         The loan to shareholder $67 is due on demand and is non-interest bearing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 they issued SAFS No. 138 expanding the scope of SFAS No. 133 and to become effective after June 15, 2000. The Company has no derivative instruments and is not engaged in hedging activities. The Company will adopt the statements as required.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101--Revenue Recognition. The bulletin expresses the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date is December 15, 1999. The adoption of this pronouncement did not have any effect on the Company's statements.

Item 2. Plan of Operation

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

General

         The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (a "Merger") with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to enter into a Merger with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any Merger. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

         Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         The Company has insufficient capital with which to provide the owners of Merger Targets significant cash or other assets. Management believes the Company will offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         The Company also believes that finding a suitable Merger Target willing to enter into a Merger with the Company may depend on the existence of a public trading market for the Company's Common Stock. There is presently no material trading market and there is no assurance that one can be developed.

         The Company will not restrict its search for any specific kind of Merger Target, and may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a Merger.

Selection and Evaluation of Merger Targets

         Management of the Company will have complete discretion and flexibility in identifying and selecting a prospective Merger Target. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

         The Company will seek potential Merger Targets from all known sources and anticipates that various prospective Merger Targets will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, director and his affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, the Company may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to the officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

         In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

        1)     the available technical, financial and managerial resources;
        2)     working capital and other financial requirements;
        3)     history of operation, if any;
        4)     prospects for the future;
        5)     present and expected competition;
        6) the quality and experience of management services which may be available and the depth of that management;
        7)     the potential for further research, development or exploration;
        8) specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
        9)     the potential for growth or expansion;
        10)    the potential for profit;
        11) the perceived public recognition or acceptance of products, services or trades; and
        12)    name identification.

         Merger opportunities in which the Company may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. The Company's stockholders must, therefore, depend on Management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

         There can be no assurance that the Company will find a suitable Merger Target. If no such Merger Target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

Structuring and Financing of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. The Company will evaluate the possible tax consequences of any prospective Merger and will endeavor to structure a Merger so as to achieve the most favorable tax treatment to the Company, the Merger Target and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to the Company, the Merger Target and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

         The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefor, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

         There currently are no limitations on each Company's ability to borrow funds to effect a Merger. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, all the risks inherent thereto.

Competition for Merger Opportunities

         The Company is, and will continue to be, an insignificant participant in the business of seeking a Merger with a Merger Target. The Company expects to encounter intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

Equipment and Employees

         The Company has no operating business and thus no equipment and no employees, and the Company does not expect to acquire any equipment or employees. The Company does not intend to develop its own operating business but instead will seek to effect a Merger with a Merger Target.

Expenses for Six Months Ending June 30, 2001

         Expenses increased by approximately $1,905 and $1,905, respectively, for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000. The increases resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

    Exhibit No.   Description
    -----------   -----------

    None

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RIO VENTURES, INC.


Date: August 14, 2001                       By /s/Diane Byman
      ---------------                         -------------------------------
                                            Diane Byman, President
                                            and Treasurer (Chief Financial
                                            Officer)