Form 10KSB
period 2001-12-31
RIO VENTURES INC
filed 2002-05-15
CIK 1140005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                          Commission File No.0-32703

                               Rio Ventures, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0490040
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

120 Newport Center Drive, Suite 200, Newport Beach, CA         92660
-------------------------------------------------------       --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (949) 760-6880
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2001 were $0.00.

As of December 31, 2001, 1,957,500 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 157,500 shares.

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Rio Ventures, Inc. (the "Company") was incorporated under the laws of the state of Nevada in March, 2000. The Company's corporate offices are located at 120 Newport Center Dr., Suite 200, Newport Beach, California 92660; telephone
(949) 760-6832. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

         The Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company currently involves seeking a Merger Target. The Company has not yet selected or entered into any substantive discussions with any potential Merger Target and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

         The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation." As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger.

         In addition, Sahra M. Partida serves as the sole director and officer of four other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Ms. Partida's business associations with multiple companies she will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty. Ms. Partida and the Company have no formal plan relating to the allocation of or Merger opportunities between the Company and the five other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the four other Companies.

         The proposed business activities described herein classify the Company as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

         THERE CAN BE NO ASSURANCES GIVEN THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY LOCATE A MERGER TARGET OR CONSUMMATE A MERGER. STATUTES, REGULATIONS, RULES AND THE POSITIONS OF REGULATORY AUTHORITIES HAVE BEEN BECOMING MORE ADVERSE AND RESTRICTIVE TOWARD SUCH MERGERS AND TOWARD "BLIND POOL" ENTITIES SUCH AS THE COMPANY.

Item 2.  Description of Property
         -----------------------

         The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with Ms. Iwona Alami, the Company's majority stockholder and legal counsel, the Company utilizes and will continue to utilize the office space of such firm as its principal executive office. Such office is located at 120 Newport Center Drive, Suite #200, Newport Beach, California 92660 telephone number (949) 760-6832, facsimile: (949) 760-6815.

         The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings
         -----------------

         We are not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of stockholders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

NO PUBLIC MARKET

         The Company's Common Stock is currently not traded on any public trading market. Management does not currently anticipate that any market for its Common Stock will develop until such time, if any, as the Company has successfully implemented its business plan and completed a Merger.

         The authorized capital stock of the Company consists of 25,000,000 shares, of which 20,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of Preferred Stock, $0.001 par value. At March 31, 2002, there were 1,957,500 shares of Common Stock outstanding and held of record by 32 stockholders.

DIVIDENDS

         The Company does not expect to pay dividends prior to the consummation of a Merger. The payment of dividends after consummating any such Merger, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger. The payment of any dividends subsequent to a Merger will be within the discretion of the Company's then Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In September, 1999, Liliana Partida and Iwona Alami, the Company's founders and majority shareholders acquired 900,000 shares of Common Stock each for the consideration of $900 each in connection with the formation of the Company. Liliana Partida paid for the shares issued to her in cash; Iwona Alami rendered legal services to the Company as consideration for the shares issued to her. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

         Commencing May 1, 2000, and ending August 20, 2000, the Company conducted an offering of its Common Stock (the "Private Placement"), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated under the Securities Act. The Company offered on a "best efforts" basis directly and through its officers and directors and through broker-dealers who are members of the National Association of Securities Dealers, Inc., a maximum of 150,000 shares of Common Stock at an offering price of $0.03 per share, to investors who were "accredited investors" as defined in the Securities Act. An aggregate of 152,500 shares of Common Stock were sold in the Private Placement to a total of 29 accredited investors for gross proceeds of $4,575 (the maximum offering was increased by the Company). In August, 2000, the Company issued 5,000 shares of its Common Stock for paralegal services rendered to the Company.

         The Company is one of the following six companies in which investors in the Private Placement were required to make an equal investment: New Pacific, Inc., Rio Ventures, Inc., ForSale.com, Inc., Rio Ventures, Inc., and
Rio Ventures.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Plan of Operation

         Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section

21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.)

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         We may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

         Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We do not have sufficient capital with which to provide the owners of Merger Targets significant cash or other assets. We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         We also believe that finding a suitable Merger Target willing to enter into a Merger with us may depend on the existence of a public trading market for our Common Stock. There is presently no public trading market for the Company's Common Stock and there is no assurance that one can be developed.

         We will not restrict our search to any specific kind of Merger Target, and we may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever.

Selection and Evaluation of Merger Targets

         Our management, which currently consists of Ms. Partida, will have complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we may deem necessary.

         In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the nature of the specific acquisition. Likewise, the Merger Target after the merger will be subject to similar rules. Consequently, we will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited. If after a Merger the Company fails to comply with these rules, the stockholders may be adversely affected because we may not be able to file registration statements or raise capital until satisfactory audits are obtained.

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Ms. Partida, our current executive officer and sole director intends to devote only a small portion of her time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in the evaluation and due diligence review of potential Merger Targets. These third party consultants have agreed to be paid only in securities of the Company, but we have not issued any such securities to them at this time. We may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

         We will seek potential Merger Targets from all known sources and anticipate that various prospective Merger Targets will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates. While we have not yet ascertained how, if at all, we will advertise and promote our company, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. Such an advertisement may only be made pursuant to an exemption under the Securities Act. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our current officer and director or any entity with which he is affiliated for such service. Moreover, in no event shall we issue any of our securities to any officer, director or affiliate of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

         In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

         o        the available technical, financial and managerial resources;

         o        working capital and other financial requirements;

         o the current Wall Street and other market and analyst's valuations of similarly situated companies;

         o        history of operation, if any;

         o        prospects for the future;

         o        present and expected competition;

         o the quality and experience of management services which may be available and the depth of that management;

         o the potential for further research, development or exploration;

         o specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company;

         o        the potential for growth or expansion;

         o        the potential for profit;

         o the perceived public recognition or acceptance of products, services or trades; and

         o        name recognition.

         Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. To help offset this and minimize expense we have employed several consultants, who have received stock compensation only, to perform due diligence and assist us in evaluating Merger Targets. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

         There can be no assurance that we will find a suitable Merger Target. If no such Merger Target is found, no return on an investment in our securities will be realized, and there will not, most likely, be a market for the Company's stock.

Consultants Retained To Assist In Mergers

         In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants agreed to receive only securities of the Company as compensation and may be reimbursed for certain out of pocket expenses incurred at our request. We have not issued any securities yet in connection with such services. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash on hand in doing so.

Structuring of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. We will evaluate the possible tax consequences of any prospective Merger and will endeavor to structure a Merger so as to achieve the most favorable tax treatment to us, the Merger Target and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to us, the Merger Target and our respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

         We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that we will issue for certain professional services, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933 (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 10% or less of the post-Merger company. We also may decide to issue preferred stock, with rights, voting privileges, liquidation and dividend preferences that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

         We may need to borrow funds to effect a Merger. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of our borrowings will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no arrangements with any bank or financial institution to secure financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a

Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on our financial condition and future prospects, including our ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, we will assume all the risks inherent thereto.

Merger Target

         We are, and may continue to be, subject to intense competition in the business of seeking a Merger with a Merger Target. Such competition is from other entities having business strategies similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

Equipment and Employees

         We have no operating business and thus no equipment and no employees other than our president, who does not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target.

Expenses for Year Ended December 31, 2001

         Net cash used in operating activities for the twelve months ended December 31, 2001 was ($3,663) compared to ($3,725) for the twelve months ended December 31, 2000. Net cash provided from financing activities for the twelve months ended December 31, 2001 was $0 compared to $4,350 for the twelve months ended December 31, 2000, which consisted of the proceeds from the sale of stock in the Company's private placement. During the twelve months ended December 31, 2001, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of approximately $3,553 for the twelve months ended December 31, 2001 and $3,725 for the twelve months ended December 31, 2000 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above,the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger and we may not have enough cash on hand to satisfy our cash requirements during the next 12 months.

                                  RISK FACTORS

THE COMPANY HAS NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

         The Company was incorporated in September, 1999 and has no operating business or plans to develop one and has not, as of the date hereof, identified any Merger Targets. Accordingly, there is only a limited basis upon which to evaluate the Company's prospects for achieving its intended business objectives. To date, the Company's efforts have been limited to organizational activities and an offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"; see "Recent Sales of Unregistered Securities").

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

         The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the consummation of a Merger. Moreover, there can be no assurance that any Merger Target, at the time of the Company's consummation of a Merger, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Further, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, the Company will only invest its funds prior to a Merger in limited investments which do not trigger Investment Company status. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve its business objectives.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS PLAN

         The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources (consisting primarily of the proceeds of the Private Placement) to implement its business objectives. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan (because of the size of the Merger or other reasons), the Company may be required to seek additional financing. In addition, in the event of the consummation of a Merger, the Company may require additional financing to fund the operations or growth of the Merger Target.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

         There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of a Merger, and would have minimal capital remaining to pursue other Merger Targets. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Merger Target. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

         There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Merger. However, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred borrowings and, therefore, all the risks inherent thereto.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED MERGER TARGETS

         The Company has not selected any particular industry or Merger Target in which to concentrate its Merger efforts. The directors and executive officers of the Company have had no contact or discussions with any entity or representatives of any entity regarding a consummation of a Merger. Accordingly, there is no basis to evaluate the possible merits or risks of the Merger Target or the particular industry in which the Company may ultimately operate, and therefore risks of a currently unascertainable nature may arise when a specific Merger Target and industry is chosen. For example, to the extent that the Company effects a Merger with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Merger with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Merger Target or industry, there can be no assurance that the Company will properly ascertain or assess all such risks.

SCARCITY OF AND COMPETITION FOR MERGER OPPORTUNITIES MAY HINDER THE IDENTIFICATION OF A MERGER TARGET AND THE CONSUMMATION OF A MERGER

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

THE COMPANY HAS NO CURRENT AGREEMENT WITH ANY POSSIBLE MERGER TARGET AND NO STANDARDS FOR A MERGER, WHICH MAY IMPAIR THE IDENTIFICATION, EVALUATION AND CONSUMMATION OF SUITABLE MERGER OPPORTUNITIES

         The Company has no arrangement, agreement, or understanding with respect to engaging in a Merger with any private entity. There can be no assurance that the Company will successfully identify and evaluate suitable Merger opportunities or conclude a Merger. Management has not identified any particular industry or specific business within an industry for evaluations. Other than issuing shares to its original stockholders and conducting the Private Placement, the Company has never commenced any operational activities. There is no assurance that the Company will be able to negotiate a merger on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a Merger Target to have achieved. Accordingly, the Company may enter into a Merger with a Merger Target having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF A MERGER

         The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating a Merger with a Merger Target. Subsequent to any Merger, the Company's success will depend greatly on the operations, financial condition, and management of the identified Merger Target. While management intends to seek a Merger with a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes a Merger, the success of the Company's operations may be dependent upon management of the successor entity together with numerous other factors beyond the Company's control.

THE COMPANY MAY BE SUBJECT TO UNCERTAINTY IN THE COMPETITIVE ENVIRONMENT OF A MERGER TARGET

         In the event that the Company succeeds in effecting a Merger, the Company will, in all likelihood, become subject to intense competition from competitors of the Merger Target. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Merger Target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Merger, the Company will have the resources to compete effectively in the industry of the Merger Target, especially to the extent that the Merger Target is in a high-growth industry.

PROBABLE LACK OF BUSINESS DIVERSIFICATION DUE TO LIMITED RESOURCES LIMITS THE PROSPECTS FOR THE COMPANY'S SUCCESS

         As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Merger. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Mergers or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to the consummation of a Merger. The prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Merger Target by the Company, there can be no assurance that the Merger Target will prove to be commercially viable.

THERE EXIST CONFLICTS OF INTEREST RELATING TO MS. PARTIDA'S
INTER-COMPANY CONFLICTS

         Ms. Partida serves as the director and officer of other companies (identified in Item III, Part 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result,Ms. Partida will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Ms. Partida's business associations with multiple companies she will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duties. However, the conflict should be mitigated by the fact that Ms. Partida does not have any ownership interest in any of the companies as she does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

THERE EXIST CONFLICTS OF INTEREST RELATING TO MS. PARTIDA'S TIME
COMMITMENT TO THE COMPANY

         Ms. Partida are not required to commit their full time to the affairs of the Company and it is likely that they will not devote a substantial amount of time to the affairs of the Company. Ms. Partida will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Ms. Partida will devote such time as she deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger. Ms. Partida is affiliated with four other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Ms.Partida may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

THE COMPANY MAY PURSUE A MERGER WITH A MERGER TARGET OPERATING OUTSIDE THE UNITED STATES: SPECIAL ADDITIONAL RISKS RELATING TO DOING BUSINESS IN A FOREIGN COUNTRY

         The Company may effectuate a Merger with a Merger Target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a Merger Target, ongoing business risks result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICER AND DIRECTOR

         The ability of the Company to successfully effect a Merger will be dependent upon the efforts of its executive officer and director, Ms. Partida. Notwithstanding the significance of Ms. Partida, the Company has not entered into employment agreements or other understandings with Ms. Partida concerning compensation or obtained any "key woman" life insurance on her life. The loss of the services of Ms. Ms. Partida could have a material adverse effect on the Company's ability to successfully achieve its business objectives.

THE COMPANY'S EXECUTIVE OFFICER AND DIRECTOR HAS LIMITED EXPERIENCE

         Although Ms. Partida has experience in business sales and marketing, she has no prior experience in "blind pool" or "blank check" companies such as the Company, nor have either one of them been a director or officer of any public company.

TWO SHAREHOLDERS HAVE CENTRALIZED CONTROL OF THE COMPANY'S AFFAIRS

         The Company's two major shareholders, Liliana Partida and Iwona Alami own a total of 1,800,000 shares of Common Stock of the Company, representing approximately 92% of the issued and outstanding shares of Common Stock and approximately 92% of the voting power of the issued and outstanding shares of Common Stock of the Company. In the election of directors, the majority stockholders, as a practical matter, may be able to elect all of the Company's directors and otherwise direct the affairs of the Company. Additionally, stockholders will only be permitted to vote on a Merger if a stockholder vote is required under Nevada law, and, even if not allowed to vote, Ms. Liliana Partida and Ms. Iwona Alami control a majority of the stock of the Company, thus effectively giving them control.

THERE EXISTS THE LIKELIHOOD OF A CHANGE IN CONTROL AND MANAGEMENT UPON THE CONSUMMATION OF A MERGER

         It is likely that any Merger will result in control by the Merger Target stockholders and that the stockholders of the Company would retain only a relatively small minority position. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Ms. Partida to resign or be removed as executive officer and/or director and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

THERE IS LIMITED LIKELIHOOD OF A REGULAR TRADING MARKET FOR THE COMMON STOCK

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. Creation of a public market for the Common Stock depends on (i) acceptance of the Company on an exchange or interdealer quotation system, (ii) filing of a Form 15-c2-11 with NASDAQ for trading on the bulletin board or (iii) registration of the shares through a Registration Statement filed under the Securities Act of 1933, as amended (the "Securities Act"). Such actions may be costly and difficult and could potentially fail. If so, it would substantially hinder the liquidity of the Common Stock. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock of the Company are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained. It is unlikely any market would develop without a Merger.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION:   AUTHORIZATION OF
ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING
MERGER

         The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Common Stock. There are currently 1,957,500 outstanding and issued shares of Common Stock. Although the Company has no commitments as of this date to issue any of these 1,957,500 shares of Common Stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with or following a Merger. To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Merger, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates. Ms. Partida has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock of the Companies and to raise additional funds by selling securities of the Company which may involve substantial additional dilution to the investors.

REGULATORY AND STATUTORY OBSTACLES MAY HINDER THE COMPANY'S ATTRACTIVENESS TO MERGER CANDIDATES

         Merger Targets are often companies which wish to become public companies to provide liquidity to their shareholders and possibly enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. While the Merger does not immediately provide significant capital, it does, if the Merger is executed as intended, create a surviving Company which is public, which owns the assets and business of the Merger Target (usually in a subsidiary) and the Merger Targets shareholders end up with stock in the public Company. Management believes that the Company will generally be attractive to Merger Targets if the Company has its Common Stock being quoted by dealers and registered under the Exchange Act. Regulatory and rulemaking authorities have, however, taken steps to make it difficult to enable shell corporations (with no current business other than one similar to the Company's) to have dealer quotations for the securities of such corporations. In order to have dealers quote a bid and ask for the common stock of the Company, in addition to other requirements, the dealer must file a form pursuant to Rule 15c-2(11) promulgated pursuant to the Exchange Act. Regulatory authorities may scrutinize and possibly take action to block quotation by a dealer of stock in a shell company such as the Company. In addition, the regulatory authorities generally will block a dealer from quoting on stock of a company without some significant amount of free trading shares available for trading, often referred to as the "float." All the currently outstanding stock of the Company is held by a small number of shareholders and currently there are no free-trading shares. As a result, there is no assurance that the regulatory authorities will not block the attempt to obtain dealer quotations for the Company's Common Stock.

THE COMPANY'S OUTSTANDING SHARES OF COMMON STOCK ARE NOT IMMEDIATELY ELIGIBLE FOR FUTURE SALE

         The 157,500 of the 1,957,500 shares of Common Stock outstanding of the Company as of the date of the Registration Statement may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sale will have on the market prices, if any, for shares of Common Stock prevailing from time to time. Nevertheless, the sale of substantial amounts of Common Stock in the public market would likely adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

THE UNCERTAIN STRUCTURE OF A MERGER MAY RESULT IN RISKS RELATING TO THE MARKET FOR THE COMPANY'S COMMON STOCK

         The Company may form one or more subsidiary entities to effect a Merger and may, under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.

TAXATION CONSIDERATIONS MAY IMPACT THE STRUCTURE OF A MERGER AND POST-MERGER LIABILITIES

         Federal and state tax consequences will, in all likelihood, be major considerations in any Merger the Company may undertake. The structure of a Merger or the distribution of securities to stockholders may result in taxation of the Company, the Merger Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Merger so as to minimize the federal and state tax consequences to both the Company and the Merger Target. Management cannot assure that Merger will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

THE COMPANY MAY BE DEEMED AN INVESTMENT COMPANY AND SUBJECTED TO RELATED RESTRICTIONS

         The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. The Company believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that the Company will not be deemed to be an investment company, particularly during the period prior to consummation of a Merger. If the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

         The Company does not expect to pay dividends prior to the consummation of a Merger. The payment of dividends after consummating any such Merger, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger. The payment of any dividends subsequent to a Merger will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

THE COMPANY IS AUTHORIZED TO ISSUE PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company does not currently intend to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future. As of this date, the Company has no outstanding shares of Preferred Stock.

Item 7.  Financial Statements
         --------------------

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-7.

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                             1725 MONROVIA AVE. C-1
                              COSTA MESA, CA. 92627

To the Board of Directors and Stockholders of Rio Ventures

I have audited the accompanying balance sheets of Rio Ventures (a Nevada corporation), as of December 31, 2001 and 2000, and the related statements of operations, cash flows and shareholders' equity, for the year ended December 31, 2001, from inception March 10, 2000 to December 31, 2000 and cumulative from inception March 10, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Ventures as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, from inception March 10, 2000 to December 31, 2000 and cumulative from inception March 10, 2000 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to financial statements, the Company's recurring losses, negative working capital and shareholders' capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

William D. Lindberg
May 3, 2002
Costa Mesa, Ca.


                                       Rio Ventures
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                             AS OF DECEMBER 31, 2001 AND 2000

                                                                     DECEMBER 31,  DECEMBER 31,
                                                                         2001          2000
                                                                       --------      --------
ASSETS
     Current assets
Cash held in trust account                                             $   376       $ 4,101
Account receivable from shareholder                                         67            67
                                                                       --------      --------

     Total assets                                                      $   443       $ 4,168
                                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                       $ 2,953       $     -

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized none issued
Common stock (par value $0.001) 20,000,000 shares authorized;
1,957,500 and 1,952,500 shares issued and outstanding at December
31, 2001 and December 31, 2000, respectively                             1,958         1,953
Paid in capital                                                          4,342         4,197
Deficit accumulated during development stage                            (8,810)       (1,982)
                                                                       --------      --------

     Total shareholders' equity                                         (2,510)        4,168
                                                                       --------      --------

     Total liabilities and shareholders' equity                        $   443       $ 4,168
                                                                       ========      ========

      The accompanying notes to financial statements are an integral part of this statement


                                            Rio Ventures
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                 FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM INCEPTION
                               MARCH 10,2000 TO DECEMBER 31, 2000 AND
                    CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO DECEMBER 31, 2001

                                                                   FOR THE PERIOD      CUMULATIVE FROM
                                                FOR THE YEAR       FORM INCEPTION      INCEPTION MARCH
                                                   ENDED           MARCH 10, 2000       10, 2000 TO
                                                DECEMBER 31,       TO DECEMBER 31,      DECEMBER 31,
                                                   2001                 2000                2001
                                                ------------        ------------        ------------
Income                                          $         -         $         -         $         -

EXPENSES
Accounting fees                                       1,260                   -               1,260
Legal and corporate registration fees                 5,568               1,982               7,550
                                                ------------        ------------        ------------
Total expenses                                        6,828               1,982               8,810
                                                ------------        ------------        ------------

Loss before income taxes                             (6,828)             (1,982)             (8,810)
Income taxes                                              -                   -                   -
                                                ------------        ------------        ------------
Net loss                                        $    (6,828)        $    (1,982)        $    (8,810)
                                                ============        ============        ============

Net loss per share                              $    (0.003)        $    (0.001)        $    (0.005)
                                                ============        ============        ============
Weighted average number of common shares
outstanding                                       1,957,500           1,875,000           1,957,500
                                                ============        ============        ============

           The accompanying notes to financial statements are an integral part of this statement


                                            Rio Ventures
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIOD FROM INCEPTION
                               MARCH 10,2000 TO DECEMBER 31, 2000 AND
                    CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO DECEMBER 31, 2001

                                                                  FOR THE PERIOD   CUMULATIVE FROM
                                                   FOR THE YEAR   FORM INCEPTION   INCEPTION MARCH
                                                      ENDED       MARCH 10, 2000    10, 2000 TO
                                                   DECEMBER 31,   TO DECEMBER 31,   DECEMBER 31,
                                                      2001             2000             2001
                                                   ------------    ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                       $(6,828)        $(1,982)        $(8,810)
     Adjustment to reconcile net (loss) to net
     cash
     Shares issued for legal and filing
     services                                             150             900           1,050
(Increase) decrease in operating assets-
     accounts receivable                                    -             (67)            (67)

Increase (decrease) in operating liabilities-
    accounts payable                                    2,953               -           2,953
                                                      --------        --------        --------
Cash flow from operating activities                    (3,725)         (1,149)         (4,874)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                            -           5,250           5,250
                                                      --------        --------        --------

Cash flow from all activities                          (3,725)          4,101             376

Cash balance at beginning of period                     4,101               -               -
                                                      --------        --------        --------

Cash balance at end of year                           $   376         $ 4,101         $   376
                                                      ========        ========        ========

           The accompanying notes to financial statements are an integral part of this statement


                                                 Rio Ventures
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                              FROM INCEPTION MARCH 10, 2000 TO DECEMBER 31, 2001


                                                                                                     DEFICIT
                                                                COMMON STOCK                       ACCUMULATED
                                                 ----------------------------------------------       DURING
                                                 Number of        Par value       Additional       DEVELOPMENT
                                                   shares           $(0.001)    Paid-in capital       STAGE
                                                 ----------       ----------       ----------       ----------
Common stock issued for cash at par value
March 10, 2000                                     900,000        $     900        $       -        $       -

Common stock issued for legal services at
par value March 10, 2000                           900,000              900                -                -

Common stock issued for cash $0.03 per
share July-August 2000                             152,500              153            4,197

Net (loss)                                               -                -                -           (1,982)
                                                 ----------       ----------       ----------       ----------
Balance at December 31, 2000                     1,952,500            1,953            4,197           (1,982)

Shares issued for filing services of $150
January 1, 2001 valued at $0.03 per share            5,000                5              145                -

Net loss                                                 -                -                -           (6,828)
                                                 ----------       ----------       ----------       ----------
Balance at December 31, 2001                     1,957,500        $   1,958        $   4,342        $  (8,810)
                                                 ==========       ==========       ==========       ==========

                The accompanying notes to financial statements are an integral part of this statement

                                  Rio Ventures
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
               FROM INCEPTION MARCH 10, 2000 TO DECEMBER 31, 2001

GENERAL
         Rio Ventures ("the Company") is a Nevada corporation incorporated
         March 10, 2000. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (March, 10, 2000), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

         The Company uses the asset and liability method of accounting for income taxes. The Company has not recorded the tax benefit of the net operating loss carry-forward since realization is not certain.

         Earnings per share is computed using the weighted average number of common shares outstanding.

RELATED PARTY TRANSACTIONS
         The officers and directors of the Company receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

         The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

         The loan to shareholder $67 is due on demand and is non-interest bearing.

INCOME TAXES
         The components of the deferred tax asset is as follows:

                                        December 31, 2001    December 31, 2000
                                        -----------------    -----------------
Deferred tax assets:
    Net operating loss carry-forward        $ 2,995              $   674
    Valuation allowance                     $(2,995)             $  (674)
                                            --------             --------

Net deferred tax assets                     $     -              $     -
                                            ========             ========

         The Company had available approximately $8,810 and $2,000 of unused Federal net operating loss carry-forwards at December 31, 2001 and 2000, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31, 2001       December 31, 2000
                                                   -------------------     ------------------
         Statutory federal tax (benefit) rate                  (34.0)%                (34.0)%
         Valuation allowance                                    34.0%                  34.0%
                                                   -------------------     ------------------
         Effective income tax rate                              0.00%                  0.00%
                                                   ===================     ==================

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFSA No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon it fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

         In October 2001, the FASB issued SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

         These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards as of this year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                     Age       Title
----                     ---       ------

Sahra Partida            26        President, Secretary, Treasurer and  Director

         SAHRA PARTIDA, is the director and officer of the Company. Ms.
Partida has had six years experience in accounting, sales, marketing and secretarial corporate services. For the last 5 years, Ms. Partida has been employed in various administrative, sales and accounting positions at Physicians Group (1996-97); Apogee Sound (1997-98); Radian (1999-00) and Passione, Inc. (2000-present). Ms. Partida is a niece of Liliana Partida, the majority shareholder of the Company.

         The Company currently has no employees.

         The following chart summarizes certain information concerning the blank check companies with which Ms. Partida is or has been a director and which have filed or intend to file a registration statement with the SEC, as of this date.

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
---------------                     -----        --------------
New Pacific, Inc.*                  Nevada       May 3, 2001

ForSale.com, Inc.                   Nevada       May 3, 2001

Rio Ventures, Inc.                 Nevada       May 3, 2001

Rio Ventures                       Nevada       May 3, 2001

Rio Ventures, Inc.                  Nevada       May 3, 2001

* Ms. Partida resigned as an officer and director of that company in January, 2002.

         Ms. Partida is not required to commit her full time to the affairs of the Company and it is likely that they will not devote a substantial amount of time to the affairs of the Company. She will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, Ms. Partida will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

Item 10.  Executive Compensation
          ----------------------

         Sahra Partida is the sole officer and director of the Company. She did not receive any compensation for her services as the director and/or officer of the Company in fiscal years 2000 and 2001. In August, 2000, the Company issued 5,000 shares of common stock for cash to Ms. Byman, prior officer and director.

         While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target. The Company does not have any incentive or stock option plan in effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2001. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                          SHARES         PERCENT
                                       BENEFICIALLY      OF CLASS
            NAME                          OWNED        OUTSTANDING
----------------------------------    -------------    -----------
Sahra Partida (1)                            0             0%
President, Treasurer
Secretary and Director

Iwona Alami(1)                           900,000          46%
Liliana Partida (1)                      900,000          46%
Officers and Directors as                  0              0
  a Group (2 persons)

------------------------
* Less than 1%
(1) C/o Company's address: 120 Newport Center Drive, Suite#200, Newport Beach, California, 92660, telephone: (949) 760-6832, facsimile: (949) 760-6815.

         Based on 1,957,500 shares of Common Stock outstanding as of December 31, 2001.

         A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Ms. Partida to resign or be removed as executive officer and/or director and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         To this date, the Company has had no operating business and engaged in no transactions in which Ms. Partida has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Ms. Partida's interest therein would arise only from her ownership of Common Stock of the Company, if any, and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.

         In addition to the Company, Ms. Partida serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result, Ms. Partida will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Ms. Partida's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty. However, the conflict should be mitigated by the fact that Ms. Partida has the same ownership interest in each other company as she does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

         Prior to their involvement with the Company, Ms. Partida has not been involved in any "blind pool" or "blank check" offerings. Ms. Partida is affiliated with four other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As described above, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Ms. Partida may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

         Ms. Partida and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the four other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the four other Companies.

Use of Office Space Leased by Our Management

         We do not own or lease any real property at this time. Pursuant to an oral agreement with The Law Offices of Iwona J. Alami, Esq., a firm controlled by a stockholder, we utilize and will continue to utilize the office space and related facilities of such firm as our principal executive office at no charge.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
--------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
--------------------------------

* Previously filed with the Securities and exchange Commission on Form 10-SB.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Rio Ventures, Inc.

                              By /s/ Sahra Partida
                                   --------------------------------------------
                                   Sahra Partida, President, Secretary and
                                   Treasurer
                                      Date: 5/14/02

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ Sahra Partida
                                   --------------------------------------------
                                   Sahra Partida, President, Secretary and
                                   Treasurer
                                      Date: 5/14/02