Form 10QSB
period 2002-06-30
RIO VENTURES INC
filed 2002-08-19
CIK 1140005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                          Commission File No. 0-32703

                               Rio Ventures, Inc.
                               -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 30, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                             Rio Ventures, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                December 31, 2001 and June 30, 2002 (unaudited)
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


                                     Rio Ventures, Inc.
                                (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                        (UN-AUDITED)


                                                                  JUNE 30,     DECEMBER 31,
                                                                   2002            2001
                                                                ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                      $       376    $       376
Account receivable from shareholder                                      67             67
                                                                ------------   ------------

     Total assets                                               $       443    $       443
                                                                ============   ============



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                $     9,207    $     2,953

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares authorized;
  1,957,500 shares issued and outstanding at June 30, 2002
  and December 31, 2001, respectively                                 1,958          1,958
Paid in capital                                                       4,342          4,342
Deficit accumulated during development stage                        (15,064)        (8,810)
                                                                ------------   ------------

     Total shareholders' equity                                      (8,764)        (2,510)
                                                                ------------   ------------

     Total liabilities and shareholders' equity                 $       443    $       443
                                                                ============   ============



    The accompanying notes to financial statements are an integral part of this statement

                                             1


                                              Rio Ventures, Inc.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                          CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO JUNE 30, 2002
                                                 (UN-AUDITED)
                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                INCEPTION
                                     FOR THE SIX   FOR THE SIX    FOR THE THREE  FOR THE THREE   MARCH 10,
                                    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED     2000 TO
                                    JUNE 30, 2002  JUNE 30, 2001  JUNE 30, 2002  JUNE 30, 2002  JUNE 30, 2002
                                    ------------   ------------   ------------   ------------   ------------
Income                              $        --    $        --    $        --    $        --    $        --

Accounting fees                             660          1,000            660          1,000          1,920
Legal and corporate
  registration fees                       5,594          4,380          5,434          4,380         13,144
                                    ------------   ------------   ------------   ------------   ------------
Total expenses                            6,254          5,380          6,094          5,380         15,064
                                    ------------   ------------   ------------   ------------   ------------

Loss before income taxes                 (6,254)        (5,380)        (6,094)        (5,380)       (15,064)
Income taxes                                 --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
Net loss                            $    (6,254)   $    (5,380)   $    (6,094)   $    (5,380)   $   (15,064)
                                    ============   ============   ============   ============   ============


Net loss per share                  $    (0.003)   $    (0.003)   $    (0.003)   $    (0.003)   $    (0.008)
                                    ============   ============   ============   ============   ============
Weighted average number of common
shares outstanding                    1,957,500      1,952,500      1,957,500      1,952,500      1,957,500
                                    ============   ============   ============   ============   ============

            The accompanying notes to financial statements are an integral part of this statement




                                                      2


                                              Rio Ventures, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND
                           CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO JUNE 30, 2002
                                                 (UN-AUDITED)
                                                                                                 CUMULATIVE
                                                                                                     FROM
                                                             FOR THE SIX       FOR THE SIX        INCEPTION
                                                             MONTHS ENDED      MONTHS ENDED    MARCH 10, 2000 TO
                                                             JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002
                                                             ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                              $    (6,254)      $    (5,380)      $   (15,064)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                                       --                --             1,050
(Increase) decrease in operating assets-
     accounts receivable                                              --             1,505               (67)

Increase (decrease) in operating liabilities-
    accounts payable                                               6,254               150             9,207
                                                             ------------      ------------      ------------
Cash flow from operating activities                                   --            (3,725)           (4,874)


CASH PROVIDED FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                      --                --             5,250
                                                             ------------      ------------      ------------

Cash flow from all activities                                         --            (3,725)              376

Cash balance at beginning of period                                  376             4,101                --
                                                             ------------      ------------      ------------

Cash balance at end of period                                $       376       $       376       $       376
                                                             ============      ============      ============


             The accompanying notes to financial statements are an integral part of this statement




                                                      3

                                               Rio Ventures, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                                FROM INCEPTION MARCH 10, 2000 TO JUNE 30, 2002
                                                  (UN-AUDITED)

                                                                      COMMON STOCK                   Deficit
                                                      -----------------------------------------   accumulated
                                                                                   Additional        during
                                                       Number of      Par value      Paid-in       development
                                                         shares        $(0.001)      capital          stage
                                                      ------------   ------------  ------------   ------------
Common stock issued for cash at par value
March 10, 2000                                            900,000    $       900   $        --    $        --

Common stock issued for legal services at
par value March 10, 2000                                  900,000            900            --             --

Common stock issued for cash $0.03 per share              152,500            153         4,197             --

Net loss                                                                                               (1,982)
                                                      ------------   ------------  ------------   ------------
Balance at December 31, 2000                            1,952,500          1,953         4,197         (1,982)

Shares issued for filing services of $150
January 1, 2001 valued at $0.03 per share                   5,000              5           145             --

Net loss                                                                                               (6,828)
                                                      ------------   ------------  ------------   ------------
Balance at December 31, 2001                            1,957,500          1,958         4,342         (8,810)

Net loss                                                                                               (6,254)
                                                      ------------   ------------  ------------   ------------
Balance at June 30, 2002 un-audited
                                                        1,957,500    $     1,958   $     4,342    $   (15,064)
                                                      ============   ============  ============   ============


             The accompanying notes to financial statements are an integral part of this statement

                                                       4

                               Rio Ventures, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
          FOR THE PERIOD FROM INCEPTION MARCH 10, 2000 TO JUNE 30, 2002
                                  (UN-AUDITED)


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


INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and from inception (March 10, 2000) through June 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2002 and 2001 and from inception (March 10, 2000) through June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (March 10, 2000) to December 31, 2001.

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

Expenses for Six Months Ending June 30, 2002

         Expenses increased by approximately $714, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, which was due to expenses incurred in connection with preparation and filing of the Company's annual report. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

       99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Rio Ventures, Inc.


Date: August 19, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)