Form 10QSB
period 2002-09-30
RIO VENTURES INC
filed 2002-11-15
CIK 1140005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                             Rio Ventures, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                            December 31, 2001 and September 30, 2002 (unaudited)
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


                                 Rio Ventures, INC
                            (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                    (UN-AUDITED)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                 2002           2001
                                                              ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                    $       380    $       376
Account receivable from shareholder                                    --             67
                                                              ------------   ------------

     Total assets                                             $       380    $       443
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                              $     9,457    $     2,953
Shareholder loans                                                      97             --
                                                              ------------   ------------
     Total current liabilities                                      9,554          2,953

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at September 30, 2002 and December 31, 2001, respectively
                                                                    1,958          1,958
Paid in capital                                                     4,342          4,342
Deficit accumulated during development stage                      (15,474)        (8,810)
                                                              ------------   ------------

     Total shareholders' equity                                    (9,174)        (2,510)
                                                              ------------   ------------

     Total liabilities and shareholders' equity               $       380    $       443
                                                              ============   ============

 The accompanying notes to financial statements are an integral part of this statement

                                         1


                                              Rio Ventures, INC
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                        CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO SEPTEMBER 30, 2002
                                                 (UN-AUDITED)


                                    FOR THE NINE   FOR THE NINE   FOR THE THREE    FOR THE      CUMULATIVE
                                    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   THREE MONTHS      FROM
                                    SEPTEMBER 30,   SEPTEMBER     SEPTEMBER 30,     ENDED        INCEPTION
                                        2002         30, 2001         2002        SEPTEMBER      MARCH 10,
                                                                                   30, 2001       2000 TO
                                                                                                SEPTEMBER 30,
                                                                                                    2002
                                    ------------   ------------   ------------   ------------   ------------
Income                              $        --    $        --    $        --    $        --    $        --

Accounting fees                             760          1,160            100            160          2,020
Legal and corporate
  registration fees                       5,904          3,433            310            708         13,454
                                    ------------   ------------   ------------   ------------   ------------
Total expenses                            6,664          4,593            410            868         15,474
                                    ------------   ------------   ------------   ------------   ------------

Loss before income taxes                 (6,664)        (4,593)          (410)          (868)       (15,474)
Income taxes                                 --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
Net loss                            $    (6,664)   $    (4,593)   $      (410)   $      (868)   $   (15,474)
                                    ============   ============   ============   ============   ============

Net loss per share                  $    (0.003)   $    (0.002)   $    (0.000)   $    (0.000)   $    (0.008)
                                    ============   ============   ============   ============   ============

Weighted average number of common
shares outstanding                    1,957,500      1,957,500      1,957,500      1,957,500      1,957,500
                                    ============   ============   ============   ============   ============

            The accompanying notes to financial statements are an integral part of this statement

                                                      2


                                     Rio Ventures, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
               CUMULATIVE FROM INCEPTION MARCH 10, 2000 TO SEPTEMBER 30, 2002
                                        (UN-AUDITED)

                                                                                CUMULATIVE
                                                 FOR THE NINE   FOR THE NINE   FROM INCEPTION
                                                 MONTHS ENDED   MONTHS ENDED   MARCH 10, 2000
                                                 SEPTEMBER 30,  SEPTEMBER 30,  TO SEPTEMBER
                                                     2002          2001         30, 2002
                                                 ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                  $    (6,664)   $    (4,593)   $   (15,474)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                           --             --          1,050
(Increase) decrease in operating assets-
     accounts receivable                                  --             --            (67)

Increase (decrease) in operating liabilities-
    accounts payable                                   6,504            868          9,457
                                                 ------------   ------------   ------------
Cash flow from operating activities                     (160)        (3,725)        (5,034)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Shareholder loans                                   164             --            164
     Proceeds from sale of stock                          --             --          5,250
                                                 ------------   ------------   ------------

Cash flow from financing activities                      164             --          5,414

Cash flow from all activities                              4         (3,725)           380

Cash balance at beginning of period                      376          4,101             --
                                                 ------------   ------------   ------------

Cash balance at end of period                    $       380    $       376    $       380
                                                 ============   ============   ============

    The accompanying notes to financial statements are an integral part of this statement

                                             3


                                   Rio Ventures, INC
                              (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF SHAREHOLDERS' EQUITY
                   FROM INCEPTION MARCH 10, 2000 TO SEPTEMBER 30, 2002
                                      (UN-AUDITED)

                                                 Common Stock                     Deficit
                                        --------------------------------------   accumulated
                                                                   Additional     during
                                         Number of     Par value    Paid-in     development
                                           shares      $(0.001)     capital       stage
                                        -----------   -----------  -----------  -----------
Common stock issued for cash at
par value March 10, 2000                   900,000    $      900   $       --   $       --

Common stock issued for legal
services at par value March 10, 2000       900,000          900

Common stock issued for cash
$0.03 per share                            152,500           153        4,197

Net loss                                                                            (1,982)
                                        -----------   -----------  -----------  -----------
Balance at December 31, 2000             1,952,500         1,953        4,197       (1,982)

Shares issued for filing services
of $150 January 1, 2001 valued at
$0.03 per share                              5,000             5          145

Net loss                                                                            (6,828)
                                        -----------   -----------  -----------  -----------
Balance at December 31, 2001             1,957,500         1,958        4,342       (8,810)

Net loss                                                                            (6,664)
                                        -----------   -----------  -----------  -----------
Balance at September 30,
2002 un-audited                          1,957,500    $    1,958   $    4,342   $  (15,474)
                                        ===========   ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of this statement

                                           4

                               Rio Ventures, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
       FOR THE PERIOD FROM INCEPTION MARCH 10, 2000 TO SEPTEMBER 30, 2002
                                  (UN-AUDITED)

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

INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (March 10, 2000) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (March 10, 2000) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (March 10, 2000) to December 31, 2001.

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

Expenses for Nine Months Ending September 30, 2002

         Expenses increased by approximately $2,071, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, which was due to expenses incurred in connection with preparation and filing of the Company's reports under the Exchange Act of 1934. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          None

    (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Rio Ventures, Inc.

Date: November 12, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)

                            CERTIFICATION


I, Sahra Partida, President, CEO and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rio Ventures Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Sahra Partida
---------------                            -------------------------------------
Date                                       President and Chief Executive Officer

11/12/02                                   /s/ Sahra Partida
---------------                            -------------------------------------
Date                                       Principal Financial Officer